Form 10-K/A
period 2007-12-31
Morgan Stanley ABS Capital I Inc. IXIS Real Estate Capital Trust 2007-HE1
filed 2008-04-01
CIK 1385274

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                 Amendment No. 1


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



    Morgan Stanley ABS Capital I Inc.
    (Depositor)



    /s/ Valerie Kay
    Valerie Kay, Vice President
    (senior officer in charge of securitization of the depositor)

    Date:      April  1, 2008



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
